Form 10-K
period 2003-12-31
PRUDENTIAL SECURITIES SEC FIN CORP COM MORT TR 2003 PWR1
filed 2004-03-31
CIK 1221382

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2003

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-42858-02


        Prudential Securities Secured Financing Corporation
        Commercial Mortgage Pass-Through Certificates
        Series 2003-PWR1

     (Exact name of registrant as specified in its charter)


     Delaware                                           13-3526694
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                    Identification No.)

   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, Maryland                                21045
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (410) 884-2000


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.



  Securities registered pursuant to Section 12(g) of the Act:

       NONE.




      Yes  X       No ___







  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.



  Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
    Yes___       No X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

         Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.










                                   PART I

  Item 1.  Business.

            Omitted.

  Item 2.  Properties.

            See Item 15(a), Exhibits 99.1, 99.2, and 99.3, for information provided in lieu of information required by Item 102 of Regulation S-K.



  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.





  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                                PART II


  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.


            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2003, the number of holders of record for each class of Certificate were as follows:


             Class A-1                           15
             Class A-2                           24
             Class B                              5
             Class C                              7
             Class D                              5
             Class E                              5
             Class F                              4
             Class G                              5
             Class H                              4
             Class J                              3
             Class K                              3
             Class L                              3
             Class M                              3
             Class N                              3
             Class P                              3
             Class R-I                            1
             Class R-II                           1
             Class R-II                           1
             Class V                              1
             Class X-1                            8
             Class X-2                            7

             Total:                             111


  Item 6.  Selected Financial Data.

            Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Omitted.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, for information provided in lieu of information required by Item 302 of Regulation S-K.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.




                                PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.



                                PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

     (99.1) Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2003.


       a) Prudential Asset Resources, Inc., as Master Servicer <F1>
       b) Wells Fargo Bank, N.A., as Master Servicer <F1>
       c) ARCap Servicing, Inc. as Special Servicer <F1>


     (99.2) Report of Management as to Compliance with Minimum Servicing
            Standards for the year ended December 31, 2003.


       a) Prudential Asset Resources, Inc., as Master Servicer <F1>
       b) Wells Fargo Bank, N.A., as Master Servicer <F1>
       c) ARCap Servicing, Inc. as Special Servicer <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements for the year ended December 31, 2003.


       a) Prudential Asset Resources, Inc., as Master Servicer <F1>
       b) Wells Fargo Bank, N.A., as Master Servicer <F1>
       c) ARCap Servicing, Inc. as Special Servicer <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) On October 27, 2003, November 21, 2003, and December 18, 2003 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.


   (c) Not applicable.


   (d) Omitted.



  <F1> Filed herewith.





                                SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



     Prudential Securities Secured Financing Corporation
     Commercial Mortgage Pass-Through Certificates,
     Series 2003-PWR1
     (Registrant)



  Signed: Prudential Securities Secured Financing Corporation, as Depositor


  By:  Richard L. Jarocki, Jr., Vice President

  By: /s/ Richard L. Jarocki, Jr., Vice President

  Dated: March 30, 2004




  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.


  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.


  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.


Exhibit Index

Exhibit No.



  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification



  I, Richard L. Jarocki, Jr., certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report of Prudential Securities Secured Financing Corporation, Commercial Mortgage Pass-Through Certificates, Series 2003-PWR1 ;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     ARCap Servicing Inc. as Special Servicer and Wells Fargo Bank, N.A. as Certificate Administrator and Master Servicer.

     Date: March 30, 2004

     /s/ Rishard L. Jarocki, Jr.
     Signature

     Vice President
     Title






Ex-99.1 (a)

PRICEWATERHOUSECOOPERS (Logo)

PricewaterhouseCoopers LLP
1177 Avenue of the Americas
New York NY 10036
Telephone (646) 471 4000
Facsmile (813) 286 6000
Direct Phone (646) 471-7516
Direct Fax (646) 471-8967

Report of Independent Auditors

To the Board of Directors of PMCC Holding Company:

We have examined the assertion, dated February 27,2004, by management of Prudential Asset Resources, Inc.(the "Company"), your indirect, wholly-owned subsidiary, about the Company's compliance with its established minimum servicing policy ("Servicing Policy"), which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"), as of December 31, 2003 and for the fiscal year then ended, included in the accompanying management assertion (see Exhibit I). Management is responsible for the Company's compliance with the Servicing Policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Servicing Policy and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the Servicing Policy.

In our opinion, management's assertion that the Company complied with the aforementioned Servicing Policy as of and for the fiscal year then ended December 31, 2003 is fairly stated, in all material respects.

/s/ PricewaterhouseCoopers LLP
February 27, 2004





Ex-99.1 (b)

KPMG   (logo)

Three Embarcadero Center
San Francisco, CA 94111


Independent Accountants' Report


The Board of Directors
Wells Fargo Bank, N.A.:

We have examined  management's  assertion  about Wells Fargo Commercial
Mortgage Servicing's (a division of Wells Fargo Bank, N.A.) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA's) Uniform Single Attestation Program for Mortgage Bankers
(USAP), except for minimum servicing standards V.4 and VI.I, which the MBA has interprered as being inapplicable to the servicing of commercial and multi-family loans, as of and for the year ended December 31, 2003 included in the accompanying management assertion. Management is responsible for Wells Fargo Commercial Mortgage Servicing's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Wells Fargo Commercial Mortgage Servicing's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Pub1ic Accountants and, accordingly, included examining, on a test basis, evidence about Wells Fargo Commercial Mortgage Servicing's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Wells Fargo Commercial Mortgage Servicing's compliance with the minimum servicing standards.

In our opinion. management's assertion that, except for minimum servicing standards V.4 and VI.l, which the MBA has interpreted as being inapplicable to the servicing of commercial and multi-family loans, WeBs Fargo Commercial Mortgage Servicing has complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 2003 is fairly stated, in all material respects

/s/ KPMG LLP

February 20, 2004


KPMG LLP, KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss association.




Ex-99.1 (c)

ERNST & YOUNG   (logo)

Ernst & Young LLP
Suite 1500
2121 San Jacinto Street
Dallas, Texas 75201

Phone: (214) 969-8000
Fax:  (214) 969-8587
Telex: 6710375
www.ey.com

Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors
ARCap Servicing, Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management, that ARCap Servicing, Inc. (the Company) complied with the minimum servicing standards, as stated in Attachment A, which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) except, for commercial loan and multifamily loan servicing, minimum servicing standards V.4. and VI.1., which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing during the year ended December 31, 2003. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

In our opinion, management's assertion, that the Company complied with the aforementioned requirements during the year ended December 31, 2003, is fairly stated, in all material respects.



/s/ Ernst & Young LLP

February 6, 2004

A Member Practice of Ernst & Young Global




Ex-99.2 (a)

EXHIBIT I

February 27,2004

Assertion of Management of Prudential Asset Resources, Inc.

As of December 31, 2003, and for the fiscal year then ended, Prudential Asset Resources, Inc., (the "Servicer") has complied in all material respects with the minimum servicing standards set forth in the Servicer's minimum servicing policy (attached in Schedule A), which were derived from the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Servicer had in effect a fidelity bond and errors and omissions policy in the amount of $40,000,000.

/s/ David Twardock
David Twardock, Director
Prudential Asset Resources, Inc.

2/27/04
Date


/s/ Ann Hambly
Ann Hambly, President and
Chief Executive Officer
Prudential Asset Resources, Inc.

2/19/04
Date


/s/ James McCarthy
James McCarthy, Comptroller
Prudential Asset Resources, Inc.

2/27/04
Date





SCHEDULE A


PRUDENTIAL ASSET RESOURCES, INC.

MINIMUM SERVICING POLICY


I. CUSTODIAL BANK ACCOUNTS
  1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:
     . be mathematically accurate;
     . be prepared within forty-five (45) calendar days after the cutoff date; . be reviewed and approved by someone other than the person who prepared the reconciliation; and
     . document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

  2. Funds of the servicing entity shall be advanced as specified in the servicing agreement in cases where there is an overdraft in an investor's or a mortgagor's account and an advance is specified in the Investor's Servicing Agreement.

  3. All cash for each custodial account shall be maintained at a federally insured depository institution on behalf of the applicable investor or in an investment account in accordance with the applicable servicing agreement requirements.

  4. Escrow funds held on behalf of a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.


II. MORTGAGE PAYMENTS

  1. Mortgage payments which are properly identified with the Company's loan account number and agree to the total amount of the scheduled payment due shall be deposited into the related custodial bank accounts within two business days of deposit in the clearing bank account. Any mortgage payments which do not meet these parameters will be researched and deposited into the appropriate bank accounts within two business days of receipt.

  2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.


SCHEDULE A
  3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

  4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


III. DISBURSEMENTS

  1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

  2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

  3. Tax and insurance payments for those loans that are escrowed shall be made on or before the penalty or insurance policy expirations date, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates, and the mortgagor has agreed with the amounts due.

  4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

  5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

  6. Unissued checks shall be safeguarded so as to prevent unauthorized access.


IV. INVESTOR ACCOUNTING AND REPORTING

  1. Monthly investor reports shall be sent on a monthly basis listing the total unpaid principal balance and number of loans serviced.


V. MORTGAGOR LOAN ACCOUNTING

  1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

  2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.


SCHEDULE A

  3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

  4. Interest on escrow accounts, if required to be paid or credited to the mortgagor by the mortgage documents, shall be paid, or credited, in accordance with the terms of the mortgage documents.


VI. DELINQUENCIES


  1. Records documenting collections efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g. illness or unemployment).


VII. INSURANCE POLICIES

  1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.









  Ex-99.2 (b)

Management Assertion
February 27, 2004

As of and for the year ended December 31, 2003, Wells Fargo Commercial
Mortgage Servicing, a division of Wel1s Fargo Bank. N.A., which is a wholly subsidiary of Wells Fargo & Company, has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA) Uniform Single Attestation Program for Mortgage Bankers (USAP), except for minimum servicing standards V.4 and VI.1 , which the MBA has interpreted as being inapplicable to the servicing of commercial and multi-family loans. As of and for the year ended December 31, 2003, Wells Fargo Commercial Mortgage Servicing had in effect a fidelity bond in the amount of $50,OOO,000 and an error and omissions policy in the amount of $50,000,000.


/s/ Jeannette De La Garza
Jeannette De La Garza
Managing Director
Wells Fargo Commercial Mortgage Servicing




  Ex-99.2 (c)
(Logo) ARCap

Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of ARCap Servicing, Inc. (the Company), are responsible for complying with the servicing standards identified in Attachment A (the "minimum servicing standards") as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) except, for commercial loan and multifamily loan servicing, minimum servicing standards V.4. and V1.1, which the Mortgage Bankers Association of America has interpreted as inapplicable to such servicing. We are also responsible for establishing and maintaining effective internal control over compliance with these specified minimum servicing standards. We have performed an evaluation of the Company's compliance with the specified minimum standards as of December 31, 2003 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2003, the Company complied, in all material respects, with the specified minimum servicing standards set forth in the USAP.

As of and for this same period, the Company had in effect a fidelity bond (crime) policy in the amount of $1,500,000 and an errors and omissions policy in the amount of $10,000,000.

/s/ Chris Crouch
Chris Crouch, Servicing Officer
of ARCap Servicing, Inc.

February 6, 2004

Attachment A

Minimum Servicing Standards

I. Mortgage Principal, Interest and Amortization

1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

       .        be mathematically accurate;
       .        be prepared within forty-five (45) calendar days after the cutoff date
       .        be reviewed and approved by someone other than the person who prepared the reconciliation; and
       .        document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. Mortgage Payments

1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.

III. Disbursements

1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

5. Amounts remitted to investors per the servicer's investor reports shall agree with canceled checks or other form of payment, or custodial bank statements.

6. Unissued checks shall be safeguarded so as to prevent unauthorized access.

IV. Investor Accounting and Reporting

1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. Mortgage Loan Accounting

1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. Delinquencies

1. Records documenting collection efforts shall maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. Insurance Policies

1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.


  Ex-99.3 (a)

Prudential Financial (Logo)

Prudential Asset Resources
2200 Ross Avenue, Suite 4900E,
Dallas, TX 75201
Tel 214-777-4500 Fax 214-777-4556

Annual Officer Statement of Compliance

Re: Commercial Mortgage Pass-Through Certificates, Series PRU 2003-PWR1

          I, Ann Hambly, President and CEO of Prudential Asset Resources, Inc. (the "Company") hereby certify with regard to the Company's role as a Master Servicer under the Pooling and Servicing Agreement, (the "Agreement") dated as of March 1, 2003 pertaining to the mortgage loans backing the above-referenced certificates, that

(i) a review of the activities of the Company as a Master Servicer under the Agreement during the preceding calendar year and of its performance under the Agreement has been made under my supervision;
(ii) to the best of my knowledge, based on such review, the Company has fulfilled all of its obligations under the Agreement in all material respects throughout such year; and
(iii) the Company has received no notice regarding the qualification, or challenging the status of any REMIC Pool created by the Agreement as a REMIC or either Grantor Trust Pool as a Grantor Trust, from the IRS or any other governmental agency or body.

Effective Date of Certification: March 10, 2004

/s/ Ann Hambly
Ann Hambly, President & CEO






  Ex-99.3 (b)

ANNUAL STATEMENT AS TO COMPLIANCE
OFFICER'S CERTIFICATE

Re: Prudential Commercial Mortgage Trust,
Commercial Mortgage Pass- Through Certificates, Series 2003-PWR1

In accordance with Section 3. 13 of that certain Pooling and Servicing Agreement dated March 1, 2003 ("Agreement"), executed by and between Prudential
Securities Secured Financing Corporation ("Depositor"), Prudential Asset Resources, Inc. (a "Master Servicer"), Wells Fargo Bank National Association ( a "Master Servicer"), ARCap Servicing Inc.,
("Special Servicer"), Wells Fargo Bank Minnesota N.A., as Certificate Administrator and as Tax Administrator, LaSalle Bank National Association as ("Trustee"), ABN Amro Bank, N.V. ("Fiscal Agent") and Prudential Mortgage Capital Funding, LLC, as Ballston Common B-Note Holder and as Renaissance
B-Note Holder, as authorized officer of the Master Servicer, Wells Fargo Bank National Association, I certify that (i) a review of the activities of such Master Servicer during the preceding calendar year and of its performance under this Agreement has been made under my supervison, and (ii) to the best my knowledge, based on such review, as Master Servicer we have performed and fulfilled our obligations under the Agreement in all material respects throughout such year, and (iii) no notice has been received regarding the qualification or challenging the status or any REMIC Pool as a REMIC or either Grantor Trust Pool as a Grantor Trust from the IRS or any other governmental agency or body.


/s/ David Huebner
David Huebner
Vice President
Wells Fargo Bank National Association


  Ex-99.3 (c)


OFFICER'S CERTIFICATE
ARCap SERVICING, INC.

The undersigned, James L. Duggins, the President of ARCap Servicing, Inc., the Special Servicer under that certain Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") dated as of March 1, 2003, relating to the Prudential Securities Secured Financing Corporation, Commercial Mortgage Pass-Through Certificates, Series 2003-PWR1, hereby certifies as follows:


1. a review of the activities of the Special Servicer during the preceding calendar year or portion thereof and of the performance of the Special Servicer under the Pooling and Servicing Agreement has been made under the undersigned officer's supervision;

2. to the best of the undersigned's knowledge, based on such review, the Special Servicer has fulfilled all its obligations under the Pooling and Servicing Agreement in all material respects throughout such year; and

3. Special Servicer has received no notice regarding the qualification, or challenging the status, of any REMIC Pool as a REMIC or either Grantor Trust Pool as a Grantor Trust from the IRS or any other governmental agency or body.

Capitalized terms not otherwise defined herein shall have the meanings given them in the Pooling and Servicing Agreement.

IN WITNESS WHEREOF, as of the 12 day of March, 2004, I have hereunto signed my name.

ARCap SERVICING, INC.,
a Delaware corporation

BY: /s/ James L. Duggins
James L. Duggins, President





  Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   A-1                            7,301,185.65          8,360,027.02                 0.00             260,623,972.98
   A-2                           17,463,527.19                  0.00                 0.00             518,244,000.00
   B                              1,119,535.56                  0.00                 0.00              32,401,000.00
   C                              1,270,655.28                  0.00                 0.00              36,001,000.00
   D                                515,735.82                  0.00                 0.00              14,401,000.00
   E                                378,648.00                  0.00                 0.00               9,600,000.00
   F                                437,233.84                  0.00                 0.00              10,800,000.00
   G                                530,229.57                  0.00                 0.00              12,001,000.00
   H                                581,490.00                  0.00                 0.00              16,800,000.00
   J                                249,244.65                  0.00                 0.00               7,201,000.00
   K                                166,140.00                  0.00                 0.00               4,800,000.00
   L                                249,210.00                  0.00                 0.00               7,200,000.00
   M                                124,605.00                  0.00                 0.00               3,600,000.00
   N                                124,605.00                  0.00                 0.00               3,600,000.00
   P                                495,820.63                  0.00                 0.00              14,401,371.00
   R-I                                    0.00                  0.00                 0.00                       0.00
   R-II                                   0.00                  0.00                 0.00                       0.00
   R-II                                   0.00                  0.00                 0.00                       0.00
   V                                      0.00                  0.00                 0.00                       0.00
   X-1                            1,425,131.03                  0.00                 0.00                       0.00
   X-2                           10,838,021.82                  0.00                 0.00                       0.00